Form 10-K
period 2007-12-31
Lehman XS Trust 2007-17H
filed 2008-03-28
CIK 1410336

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Lehman XS Trust, Series 2007-17H
Delaware
(I.R.S. Employer Identification No.)
74-2440850
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
745 Seventh Avenue
(Zip Code)
10019
(212) 526-7000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Structured Asset Securities Corporation
Lehman Brothers Holdings Inc.
333-139693-08
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Certain information is incorporated by reference below under Additional Disclosure Items Pursuant to
General Instruction J.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
None.
Not Applicable.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 9A(T). Controls and Procedures.
Item 9B. Other Information.
None.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
None.
None.
The consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the accompanying notes to consolidated financial statements, all of Ambac Assurance Corporation and its subsidiaries, are incorporated herein by reference from Exhibit 99.01 to the Annual Report on Form 10-K of Ambac
Financial Group, Inc., as filed with the Commission on February 29, 2007, Commission File Number 001-10777, CIK
number 0000874501.
None.
Item 1115(b) of Regulation AB.
Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-k.
LaSalle Bank National Association:
LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the
"2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:
"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."
The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the
"Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.
The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.
With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

In this transaction, LaSalle served as custodian. Please note that this additional disclosure does not relate to LaSalle's custodial Servicing Criteria under Item 1122.
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Servicer Compliance statements are attached hereto under Item 15.
Certain Derivatives Instruments (Financial Information).
ADDITIONAL ITEMS PURSUANT TO GENERAL INSTRUCTION J
Reports on assesment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.
b) Exhibits identified in paragraph (a) above.
Item 15. Exhibits, Financial Statement Schedules.
c) Not Applicable.
PART IV
a) Exhibits
Trust Agreement, dated as of September 1, 2007, among Structured Asset Securities Corporation, as
Depositor, Aurora Loan Services LLC, as Master Servicer, and U.S. Bank National Association, as
Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on October 12, 2007, Commission File Number 333-139693-08,
CIK number 0001410336).
Copy of the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the accompanying notes to consolidated financial statements, all of Ambac Assurance
Corporation and its subsidiaries, are incorporated herein by reference from Exhibit 99.01 to the Annual Report on Form 10-K of Ambac Financial Group, Inc., as filed with the
Commission on February 29, 2007, Commission File Number 001-10777, CIK number
0000874501.
Exhibit 99.1
Incorporated by reference as Exhibit 4.
Exhibit 4
Exhibit 10
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statements.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) LaSalle Bank National Association, as Custodian
d) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
e) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
f) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) LaSalle Bank National Association, as Custodian
d) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
e) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
f) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
SIGNATURES
3/27/2008
/s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President, Master Servicing
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Aurora Loan Services LLC, as Master Servicer
Lehman XS Trust, Series 2007-17H
(Senior Officer in charge of the servicing function of Aurora Loan Services LLC, in its capacity as master servicer)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Trust Agreement, dated as of September 1, 2007, among Structured Asset Securities Corporation, as
Depositor, Aurora Loan Services LLC, as Master Servicer, and U.S. Bank National Association, as Trustee
(incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on October 12, 2007, Commission File Number 333-139693-08, CIK number
0001410336).
Copy of the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the accompanying notes to consolidated financial statements, all of
Ambac Assurance Corporation and its subsidiaries, are incorporated herein by reference from Exhibit 99.01 to the Annual Report on Form 10-K of Ambac Financial Group, Inc., as filed with the Commission on February
29, 2007, Commission File Number 001-10777, CIK number 0000874501.
Exhibit 99.1
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
Incorporated by reference as Exhibit 4.
Exhibit 4
Exhibit 10
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) LaSalle Bank National Association, as Custodian
d) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
e) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
f) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) LaSalle Bank National Association, as Custodian
d) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
e) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
f) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer